Form 10-Q
period 2022-06-30
Reynaldo's Mexican Food Company, Inc.
filed 2022-08-17
CIK 1283789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-56463

REYNALDO’S MEXICAN FOOD COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3930169
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7339 E. Williams Drive

Unit 26496

Scottsdale, AZ 85255

(Address of Principal Executive Offices) (Zip Code)

602.793.8058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☒   No ☐

As of June 30, 2022, there were 130,428,468 shares outstanding of the registrant’s Common Stock.

As of June 30, 2022, there were 1,000,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

Item 1. Financial Statements.

REYNALDO’S MEXICAN FOOD COMPANY, INC.

FINANCIAL STATEMENTS

REYNALDO’S MEXICAN FOOD COMPANY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current Assets:

Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$–	$–
Total Liabilities	–	–

Stockholders' Deficit:
Series A Preferred stock, $0.001 par value; 500,000 shares were authorized, 0 and 500,000 shares issued and outstanding, respectively	–	500
Convertible Series A Preferred stock, $0.0001 par value; 5,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding, respectively	100	–
Common stock, $0.001 par value; 450,000,000 shares authorized, 130,428,468 and 129,428,468 shares issued and outstanding, respectively	130,428	129,428
Additional paid-in capital	127,443	92,002
Accumulated deficit	(257,971)	(221,930)
Total Stockholders’ Deficit	–	–

Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDO’S MEXICAN FOOD COMPANY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
General & administrative expenses	$36,041	$–	$36,041	$–
Total operating expenses	36,041	–	36,041	–

Loss from operations	(36,041)	–	(36,041)	–

Loss before income taxes	(36,041)	–	(36,041)	–

Provision for income taxes	–	–	–	–

Net loss	$(36,041)	$–	$(36,041)	$–

Basic and diluted loss per share	$(0.00)	$–	$(0.00)	$–

Basic and diluted weighted average shares	130,109,787	129,428,468	127,771,009	129,428,468

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDO’S MEXICAN FOOD COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Series A Preferred Stock		Convertible Series A Preferred stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	500,000	$500	–	$–	129,428,468	$129,428	$92,002	$(221,930)	$–
Net loss	–	–	–	–	–	–	–	–	–
Balance at March 31, 2022	500,000	500	–	–	129,428,468	129,428	92,002	(221,930)	–
Preferred stock cancelled	(500,000)	(500)	–	–	–	–	500	–	–
Shares issued for debt – related party	–	–	1,000,000	100	1,000,000	1,000	34,941	–	36,041
Net loss	–	–	–	–	–	–	–	(36,041)	(36,041)
Balance at June 30, 2022	–	$–	1,000,000	$100	130,428,468	$130,428	$127,443	$(257,971)	$–

	Series A Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	500,000	$500	129,428,468	$129,428	$92,002	$(221,930)	$–
Net loss	–	–	–	–	–	–	–
Balance at March 31, 2021	500,000	500	129,428,468	129,428	92,002	(221,930)	–
Net loss	–	–	–	–	–	–	–
Balance at June 30, 2021	500,000	$500	129,428,468	$129,428	$92,002	$(221,930)	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDO’S MEXICAN FOOD COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(36,041)	$0
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	–	–

Net cash used in operating activities	(36,041)	–

Cash flows from investing activities	–	–

Cash flows from financing activities:
Proceeds from related party loans	36,041	–
Net cash provided by financing activities	36,041	–

Net change in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDO’S MEXICAN FOOD COMPANY, INC.

Notes to the Condensed Unaudited Financial Statements

June 30, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reynaldo's Mexican Food Company, Inc. (“the Company”) (OTC “RYNL”) was incorporated under the laws of the State of Nevada on October 24, 1984, as Partners America, Inc. The Company became Reynaldo's Mexican Food Company, Inc. on February 16, 2005.

Reynaldo's Mexican Food Company, Inc. operated as food service business specializing in the manufacturing of fresh and frozen Mexican food.

Business operations for Reynaldo's Mexican Food Company, Inc. were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2022.

On April 21, 2022, the Eight Judicial District Court of Clark County, Nevada granted the Application for Appointment of Custodian as a result of the absence of a functioning board of directors and the revocation of the Company’s charter. The order appointed Small Cap Compliance, LLC (the “Custodian”) custodian with the right to appoint officers and directors, negotiate and compromise debt, execute contracts, issue stock, and authorize new classes of stock.

The court awarded custodianship to the Custodian based on the absence of a functioning board of directors, revocation of the company’s charter, and abandonment of the business. At this time, the Custodian appointed Rhonda Keaveney as sole officer and director.

The Custodian attempted to contact the Company’s officers and directors through letters, emails, and phone calls, with no success.

Small Cap Compliance, LLC (“SCC”) is a shareholder in the Company and applied to the Court for an Order appointing SCC as the Custodian. This application was for the purpose of reinstating RYNL’s corporate charter to do business and restoring value to the Company for the benefit of the stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ending June 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits and customer receivables.  The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.  To reduce risk, the Company performs credit evaluations of its customers and maintains reserves when necessary for potential credit losses.

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit as of June 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMON STOCK

Refer to Note 6 for common stock issued to a related party.

NOTE 5 – PREFERRED STOCK

The Company had 500,000 shares of Preferred stock authorized, all of which were outstanding as of December 31, 2021. The 500,000 shares were held by a former director of the Company. On April 17, 2022, the Company filed an Amended Certification of Stock Designation Before Issuance of Class/Series whereby, the Board of Directors cancelled all 500,000 shares Series A Voting Non-Convertible Preferred Stock (the “Preferred A Stock”), stated value $0.10. The cancellation includes all rights, preferences, privileges and restrictions relating to the Preferred A Stock.

On April 29, 2022, the Company Amended its Articles of Incorporation and filed a Certificate of Designation, authorizing and designating 5,000,000 shares of Convertible Series A Preferred Stock, par value $0.0001. Each share of Series A preferred stock is convertible into 1,000 shares of common stock and has voting rights of 1,000 votes per every share of Series A held. The Series A preferred stock is not entitled to dividends.

Refer to Note 6 for preferred stock issued to a related party.

NOTE 6 – RELATED PARTY TRANSACTIONS

On April 29, 2022, the Company, authorized the issuance of 1,000,000 shares of Convertible Series A Preferred Stock to Small Cap Compliance LLC for services and reimbursement of expenses incurred as custodian of the Company.

On May 11, 2022, the Company authorized the issuance 1,000,000 shares of common stock, to Small Cap Compliance LLC for services and reimbursement of expenses incurred as custodian of the Company.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Reynaldo's Mexican Food Company, Inc. for the three and nine months ended June 30, 20221 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Reynaldo's Mexican Food Company, Inc. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Reynaldo's Mexican Food Company, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Reynaldo's Mexican Food Company, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Reynaldo's Mexican Food Company, Inc. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, RYNL is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Six Months Ended June 30, 2022 and 2021

Revenue

For the six months ended June 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $36,041 compared to $0 for the three months ended March 31, 2021.

Operating expenses increased in 2022 due to other professional fees and other general and administrative fees incurred for this period.

For the six months ended June 30, 2022, professional fees were $36,041, an increase of $36,041, as compared to $0 for the three months ended of June 30, 2021.

The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the three and three months ended June 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three-month ended June 30, 2022, the Company had a net loss of $36,041 compared to the six-month period ended June 30, 2021 of a net loss of $0.

For the six months ended June 30, 2022, the Company had a net loss of $36,041 compared to a net loss of $0 for the year ended December 31, 2022.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of June 30, 2022, we had no cash and a working capital deficit of $36,041.

Operating Activities

For six months ended June 30, 2022 net operating loss increased $36,041 as compared to $0 for the six months ended June 30, 2021. Accounts payable and accrued expenses increased by $36,041 at compared to $0 for the six months ended June 30, 2021. The increase in accrued expenses is related to other professional fees.

Investing Activities

No investing activities occurred during the six months ended June 30, 2022 and 2021.

Financing Activities

During the six months ended June 30, 2022, the Company received advances of $36,041 from a related party for working capital purposes. During the six months ended June 30, 2022 the Company issued $0 common stock for cash.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in the SEC report filed. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations, we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material or legal proceeding, and, to our knowledge, none is contemplated or threatened.

Item 1A. Risk Factors

We are a smaller reporting company and, as a result, are not required to provide the information under this item. Please review the risk factors identified in Item 1.A of our 2021 Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, the Company did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNALDO’S MEXICAN FOOD COMPANY, INC.

August 17, 2022	By:	/s/ Rhonda Keaveney
	Name:	Rhonda Keaveney
	Title:	Chief Executive Officer

