Form 10-Q
period 2022-09-30
Reynaldo's Mexican Food Company, Inc.
filed 2022-11-07
CIK 1283789

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of September 30, 2022, there were 130,428,468 shares outstanding of the registrant’s Common Stock.

As of September 30, 2022, there were 1,000,000 shares outstanding of the registrant’s Convertible Series A Preferred Stock.

REYNALDOS MEXICAN FOOD COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REYNALDOS MEXICAN FOOD COMPANY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)	(Audited)
Current Assets:

Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loan payable – related party	$4,829	$–
Total Liabilities	4,829	–

Stockholders' Deficit:
Series A Preferred stock, $0.001 par value; 500,000 shares were authorized, 0 and 500,000 shares issued and outstanding, respectively,	–	500
Convertible Series A Preferred stock, $0.0001 par value; 5,000,000 shares authorized, 1,000,000 and 0 shares issued and outstanding, respectively	100	–
Common stock, $0.001 par value; 450,000,000 shares authorized, 130,428,468 and 129,428,468 shares issued and outstanding, respectively	130,428	129,428
Additional paid-in capital	127,443	92,002
Accumulated deficit	(262,800)	(221,930)
Total Stockholders’ Deficit	(4,829)	–

Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDOS MEXICAN FOOD COMPANY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Expenses:
General & administrative expenses	$4,829	$–	$40,870	$–
Total operating expenses	4,829	–	40,870	–

Loss from operations	(4,829)	–	(40,870)	–

Loss before income taxes	(4,829)	–	(40,870)	–

Provision for income taxes	–	–	–	–

Net loss	$(4,829)	$–	$(40,870)	$–

Basic and diluted loss per share	$(0.00)	$–	$(0.00)	$–

Basic and diluted weighted average shares	130,428,468	129,428,468	129,992,571	129,428,468

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDOS MEXICAN FOOD COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Series A Preferred Stock		Convertible Series A Preferred stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	500,000	$500	–	$–	129,428,468	$129,428	$92,002	$(221,930)	$–
Net loss	–	–	–	–	–	–	–	–	–
Balance at March 31, 2022	500,000	500	–	–	129,428,468	129,428	92,002	(221,930)	–
Preferred stock cancelled	(500,000)	(500)	–	–	–	–	500	–	–
Shares issued for debt – related party	–	–	1,000,000	100	1,000,000	1,000	34,941	–	36,041
Net loss	–	–	–	–	–	–	–	(36,041)	(36,041)
Balance at June 30, 2022	–	–	1,000,000	100	130,428,468	130,428	127,443	(257,971)	–
Net loss	–	–	–	–	–	–	–	(4,829)	(4,829)
Balance at September 30, 2022	–	$–	1,000,000	$100	130,428,468	$130,428	$127,443	$(262,800)	$(4,829)

	Series A Preferred Stock		Common Stock		Additional Paid in		Accumulated		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit		Deficit
Balance at December 31, 2020	500,000	$500	129,428,468	$129,428		$92,002		$(221,930)		$–
Net loss	–	–	–	–		–		–		–
Balance at March 31, 2021	500,000	500	129,428,468	129,428		92,002		(221,930)		–
Net loss	–	–	–	–		–		–		–
Balance at June 30, 2021	500,000	500	129,428,468	129,428		92,002		(221,930)		–
Net loss	–	–	–	–		–		–		–
Balance at September 30, 2021	500,000	$500	129,428,468	$129,428		$92,002		$(221,930)		$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDOS MEXICAN FOOD COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(40,870)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:	–	–

Net cash used in operating activities	(40,870)	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:
Proceeds from related party loans	40,870	–
Net cash provided by financing activities	40,870	–

Net change in cash	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

The accompanying notes are an integral part of these condensed unaudited financial statements.

REYNALDOS MEXICAN FOOD COMPANY, INC.

Notes to the Condensed Unaudited Financial Statements

September 30, 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Reynaldos Mexican Food Company, Inc. (“the Company”) (OTC “RYNL”) was incorporated under the laws of the State of Nevada on October 24, 1984, as Partners America, Inc. The Company became Reynaldos Mexican Food Company, Inc. on February 16, 2005.

Reynaldos Mexican Food Company, Inc. operated as food service business specializing in the manufacturing of fresh and frozen Mexican food.

Business operations for Reynaldos Mexican Food Company, Inc. were abandoned by former management and a custodianship action, as described in the subsequent paragraph, was commenced in 2022.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine month period ending September 30, 2022 and not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s financial statements for the year ended December 31, 2021.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of September 30, 2022, and December 31, 2021.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit as of September 30, 2022. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

As of September 30, 2022, the Company owes Ms. Keaveney $4,829 for reimbursement of expenses paid on behalf of the Company.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Reynaldos Mexican Food Company, Inc. for the three and nine months ended September 30, 2022 and 2021, and the notes thereto.

Safe Harbor for Forward-Looking Statements

Certain statements included in this MD&A constitute forward-looking statements, including those identified by the expressions anticipate, believe, plan, estimate, expect, intend, and similar expressions to the extent they relate to Reynaldos Mexican Food Company, Inc. or its management. These forward-looking statements are not facts, promises, or guarantees; rather, they reflect current expectations regarding future results or events. These forward-looking statements are subject to risks and uncertainties that could cause actual results, activities, performance, or events to differ materially from current expectations. These include risks related to revenue growth, operating results, industry, products, and litigation, as well as the matters discussed in Reynaldos Mexican Food Company, Inc.’s MD&A. Readers should not place undue reliance on any such forward-looking statements. Reynaldos Mexican Food Company, Inc. disclaims any obligation to publicly update or to revise any such statements to reflect any change in the Company’s expectations or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Reynaldos Mexican Food Company, Inc. is a blank check company and has no operations. Our business plan includes acquisitions of operating companies. In summary, RYNL is focused on raising capital for its business plan. As of this filing, we have not raised any capital and our business is not yet operational.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Nine Months Ended September 30, 2022 and 2021

Revenue

For the nine months ended September 30, 2022 and 2021, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 were $4,289 compared to $0 for the three months ended September 30, 2021.

Operating expenses increased in 2022 due to other professional fees and other general and administrative fees incurred for this period.

For the nine months ended September 30, 2022, professional fees were $40,870, an increase of $40,870 as compared to $0 for the nine months ended of September 30, 2021.

The increase is related to accounting and audit fees, and SEC filing fees between the two periods.

Other Income and Expenses

For the nine months ended September 30, 2022 and 2021, the Company did not have any other income or expenses.

Net Income (Loss)

For the three month ended September 30, 2022, the Company had a net loss of $4,829 compared to the nine month period ended September 30, 2021 of a net loss of $0.

For the six months ended June 30, 2022, the Company had a net loss of $36,041 compared to a net loss of $40,870 for the nine months ended September 30, 2022.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of September 30, 2022, we had no cash and a working capital deficit of $40,870.

Operating Activities

For nine months ended September 30, 2022 net operating loss increased to $40,870 as compared to $0 for the nine months ended September 30, 2021. Accounts payable and accrued expenses increased by $40,870 as compared to $0 for the nine months ended September 30, 2021. The increase in accrued expenses is related to other professional fees and loans from related parties.

Investing Activities

No investing activities occurred during the nine months ended September 30, 2022 and 2021.

Financing Activities

During the nine months ended September 30, 2022, the Company received advances of $40,870 from a related party for working capital purposes. During the nine months ended September 30, 2022 the Company issued $0 common stock for cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company did not sell any unregistered securities.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2022	REYNALDOS MEXICAN FOOD COMPANY, INC.

	By:	/s/Rhonda Keaveney
	Name	Rhonda Keaveney
	Title	Chief Executive Officer

