Form 10-Q
period 2023-03-31
Reynaldo's Mexican Food Company, Inc.
filed 2023-05-22
CIK 1283789

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of March 31, 2023 there were 129,428,468 shares outstanding of the registrant’s Common Stock.

REYNALDOS MEXICAN FOOD COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Reynaldos Mexican Food Company, Inc.

BALANCE SHEETS

Unaudited

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$21,967	$11,000
Due to related party	14,479	4,829
Total Current Liabilities	36,446	15,829
Total Liabilities	36,446	15,829

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Series A Preferred stock, $0.0001 par value; 5,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common Stock, $0.001 par value; 450,000,000 shares authorized, 230,428,468 and 230,428,468 shares issued and outstanding, respectively	230,428	230,428
Additional paid-in capital	27,443	27,443
Accumulated loss	(294,417)	(273,800)
Total Stockholders' Deficit	(36,446)	(15,829)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Reynaldos Mexican Food Company, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$–	$–

Operating expenses
Professional fees	16,250	–
Other general & administrative expense	4,367	–
Total operating expenses	20,617	–
Income (Loss) from operations	(20,617)	–

Other Income (Expenses)
Interest income (expense)	–	–
Total other income (expenses)	–	–

Net income (loss) before income tax	(20,617)	–
Income tax expense	–	–
Net income (loss)	$(20,617)	$–

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$0.000
Weighted Average Shares Outstanding - Basic and Diluted	230,428,468	129,428,468

See accompanying notes to financial statements

Reynaldos Mexican Food Company, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2023 and 2022

Unaudited

	Series A Preferred Stock		Convertible Series A Preferred stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2021	500,000	$500	–	$–	129,428,468	$129,428	$92,002	$(221,930)	$–
Net income	–	–	–	–	–	–	–	–	–
Balance, March 31, 2022	500,000	$500	–	$–	129,428,468	$129,428	$92,002	$(221,930)	$–

Balance, December 31, 2022	500,000	$–	1,000,000	$100	230,428,468	$230,428	$27,443	$(273,800)	$(15,829)
Net loss	–	–	–	–	–	–	–	(20,617)	(20,617)
Balance, March 31, 2023	500,000	$–	1,000,000	$100	230,428,468	$230,428	$27,443	$(294,417)	$(36,446)

See accompanying notes to financial statements

Reynaldos Mexican Food Company, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(20,617)	$–
Adjustment to reconcile Net income (loss) from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	10,967	–
Net Cash (Used in) Provided by Operating Activities	(9,650)	–

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) related party payables	9,650	–
Net Cash (Used in) Provided by Financing Activities	9,650	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

REYNALDO’S MEXICAN FOOD COMPANY, INC.

Notes to the Financial Statements

As of and for the three months ended March 31, 2023 and 2022

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of March 31, 2023 and 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $294,417 as of March 31, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 450,000,000 shares of common stock authorized, of which 230,428,468 and 129,428,468 shares were issued and outstanding as of March 31, 2023 and 2022, respectively.

On November 24, 2022, the Company issued 100,000,000 shares of common stock at par value.

Refer to Note 5 for common stock issued to a related party.

Series A Preferred Stock

The Company has 5,000,000 shares of Series A Preferred stock authorized, of which 1,000,000 and nil shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

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

The Company had 500,000 shares of Series A Preferred Stock authorized, all of which were issued by the former management and held by a former director of the Company prior to the abandonment of the Company. On April 17, 2022, the Company filed an Amended Certification of Stock Designation Before Issuance of Class/Series whereby, the Board of Directors cancelled all 500,000 shares Series A Voting Non-Convertible Preferred Stock (the “Preferred A Stock”), stated value $0.10. The cancellation includes all rights, preferences, privileges and restrictions relating to the Preferred A Stock.

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

As of March 31, 2022, the Company owes Ms. Chi Ching Hung, controlling shareholder and a director of the Company, $14,479 for expenses paid on behalf of the Company.

The amounts owed are non-interest bearing without maturity date, and are due on demand.

NOTE 6 - INCOME TAX

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

The provision for Federal income tax consists of the following:

	March 31, 2022	March 31, 2021
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2022	March 31, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$(20,617)	$–
Less: valuation allowance	20,617	–
Net deferred tax asset	$–	$–

At March 31, 2022, the Company had net operating loss carry forwards of approximately $20,617 that may be offset against future taxable income. No tax benefit has been reported for the period ended March 31, 2022 and 2021 since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of March 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Reynaldos Mexican Food Company, Inc. for the three months ended March 31, 2023 and 2022, and the notes thereto.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report

Three Months Ended March 31, 2023 and 2022

Revenue

For the three months ended March 31, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $20,617 compared to $0 for the three months ended March 31, 2022.

Operating expenses increased in 2023 due to other professional fees and other general and administrative fees incurred for this period.

For the three months ended March 31, 2023, professional fees were $16,250, an increase of $16,250 as compared to $0 for the three months ended of March 31, 2022.

The increase is related to accounting and audit fees, consulting fee and SEC filing fees between the two periods.

Other Income and Expenses

For the three months ended March 31, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended March 31, 2023, the Company had a net loss of $20,617 compared to the three month period ended March 31, 2022 of a net loss of $0.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of March 31, 2032, we had no cash and a working capital deficit of $20,617 .

Operating Activities

For three months ended March 31, 2023 net operating loss increased to $20,617 as compared to $0 for the three months ended March 31, 2022. Accounts payable and accrued expenses increased by $10,967 as compared to $0 for the three months ended March 31, 2022. The increase in accrued expenses is related to other professional fees and loans from related parties.

Investing Activities

No investing activities occurred during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, the Company received advances of $9,650 from a related party for working capital purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company did not sell any unregistered securities.

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

Date: May 22, 2023	REYNALDOS MEXICAN FOOD COMPANY, INC.

	By:	/s/Micheal Chin Wai Woo
	Name	Micheal Chin Wai Woo
	Title	Chief Executive Officer and Chief Financial Officer

