Form 10-Q
period 2023-06-30
Reynaldo's Mexican Food Company, Inc.
filed 2023-08-21
CIK 1283789

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 000-56463

REYNALDO’S MEXICAN FOOD COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3930169
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1113,Tower 2, Lippo Centre, 89 Queensway, Admiralty, Hong Kong

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

As of June 30, 2023 there were 230,428,468 shares outstanding of the registrant’s Common Stock.

REYNALDOS MEXICAN FOOD COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Reynaldos Mexican Food Company, Inc.

BALANCE SHEETS

Unaudited

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$–	$–
Total Current Assets	–	–
Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$12,548	$11,000
Due to related party	31,305	4,829
Total Current Liabilities	43,853	15,829
Total Liabilities	43,853	15,829

Commitment & contingencies	–	–

Stockholders' Deficit
Convertible Series A Preferred stock, $0.0001 par value; 5,000,000 shares authorized, 1,000,000 and 1,000,000 shares issued and outstanding, respectively	100	100
Common Stock, $0.001 par value; 450,000,000 shares authorized, 230,428,468 and 230,428,468 shares issued and outstanding, respectively	230,428	230,428
Additional paid-in capital	27,443	27,443
Accumulated loss	(301,824)	(273,800)
Total Stockholders' Deficit	(43,853)	(15,829)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

Reynaldos Mexican Food Company, Inc.

STATEMENTS OF OPERATIONS

Unaudited

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenues	$–	$–	$–	$–

Operating expenses
Professional fees	5,750	17,200	22,000	17,200
Other general & administrative expense	1,657	18,841	6,024	18,841
Total operating expenses	7,407	36,041	28,024	36,041
Loss from operations	(7,407)	(36,041)	(28,024)	(36,041)

Other Income (Expenses)
Interest income (expense)	–	–	–	–
Total other income (expenses)	–	–	–	–

Net loss before income tax	(7,407)	(36,041)	(28,024)	(36,041)
Income tax expense	–	–	–	–
Net loss	$(7,407)	$(36,041)	$(28,024)	$(36,041)

Earnings (Loss) per Share - Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding - Basic and Diluted	230,428,468	129,428,468	230,428,468	129,428,468

See accompanying notes to financial statements

Reynaldos Mexican Food Company, Inc.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2023 and 2022

Unaudited

	Series A Preferred Stock		Convertible Series A Preferred stock		Common Stock
	Shares	Par Value, $0.001	Shares	Par Value, $0.0001	Shares	Par Value, $0.001	Additional paid-in capital	Accumulated loss	Total Stockholders' Deficit
Balance, December 31, 2021	500,000	$500	–	$–	129,428,468	$129,428	$92,002	$(221,930)	$–
Net income	–	–	–	–	–	–	–	–	–
Balance, March 31, 2022	500,000	500	–	–	129,428,468	129,428	92,002	(221,930)	–
Net loss	–	–	–	–	–	–	–	(36,041)	(36,041)
Balance, June 30, 2022	500,000	500	–	–	129,428,468	129,428	92,002	(257,971)	(36,041)

Balance, December 31, 2022	500,000	–	1,000,000	100	230,428,468	230,428	27,443	(273,800)	(15,829)
Net loss	–	–	–	–	–	–	–	(20,617)	(20,617)
Balance, March 31, 2023	500,000	–	1,000,000	100	230,428,468	230,428	27,443	(294,417)	(36,446)
Net loss	–	–	–	–	–	–	–	(7,407)	(7,407)
Balance, June 30, 2023	500,000	$–	1,000,000	$100	230,428,468	$230,428	$27,443	$(301,824)	$(43,853)

See accompanying notes to financial statements

Reynaldos Mexican Food Company, Inc.

STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(28,024)	$(36,041)
Adjustment to reconcile Net loss from operations:
Depreciation & Amortization expense	–	–
Changes in operating assets and liabilities
Accounts payable and accrued expenses	1,548	–
Net Cash Used in Operating Activities	(26,476)	(36,041)

Cash Flows from Investing Activities
Acquisition (Disposal) of property, plant and equipment	–	–
Net Cash (Used in) Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Proceeds from (Repayment of) loans payable	–	36,041
Proceeds from (Repayment of) related party payables	26,476	–
Net Cash Provided by Financing Activities	26,476	36,041

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

REYNALDO’S MEXICAN FOOD COMPANY, INC.

Notes to the Financial Statements

As of and for the six months ended June 30, 2023 and 2022

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022. Not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2022.

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

Cash and cash equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents as of June 30, 2023 and 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no revenue and has an accumulated a deficit of $301,824 as of June 30, 2023. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 450,000,000 shares of common stock authorized, of which 230,428,468 and 129,428,468 shares were issued and outstanding as of June 30, 2023 and 2022, respectively.

On November 24, 2022, the Company issued 100,000,000 shares of common stock at par value.

Refer to Note 5 for common stock issued to a related party.

Series A Preferred Stock

The Company has 5,000,000 shares of Series A Preferred stock authorized, of which 1,000,000 and nil shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2022, the Company owes Ms. Chi Ching Hung, controlling shareholder and a director of the Company, $31,305 for expenses paid on behalf of the Company.

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

The provision for Federal income tax for the six months ended consists of the following:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Federal income tax benefit attributable to:
Current Operations	$(5,885)	$–
Less: valuation allowance	5,885	–
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$(16,778)	$(10,893)
Less: valuation allowance	16,778	10,893
Net deferred tax asset	$–	$–

At June 30, 2023, the Company had net operating loss carry forwards of approximately $79,894 that may be offset against future taxable income. No tax benefit has been reported for the period ended June 30, 2023 and 2022 since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

As of June 30, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) should be read in conjunction with financial statements of Reynaldos Mexican Food Company, Inc. for the six months ended June 30, 2023 and 2022, and the notes thereto.

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

Three Months Ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $7,407 compared to $36,041 for the three months ended June 30, 2022.

For the three months ended June 30, 2023, professional fees were $5,750, a decrease of $11,450 as compared to $17,200 for the three months ended of June 30, 2022. The decrease is related to accounting and audit fees, consulting fee and SEC filing fees between the two periods.

Other Income and Expenses

For the three months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the three months ended June 30, 2023, the Company had a net loss of $7,407 compared to the three months period ended June 30, 2022 of a net loss of $36,041.

The net loss resulted from increase of operating expenses

Six Months Ended June 30, 2023 and 2022

Revenue

For the six months ended June 30, 2023 and 2022, the Company had not generated any revenues.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $28,024 compared to $36,041 for the six months ended June 30, 2022.

For the six months ended June 30, 2023, professional fees were $22,000, an increase of $4,800 as compared to $17,200 for the six months ended of June 30, 2022. The increase is related to accounting and audit fees, consulting fee and SEC filing fees between the two periods.

Other Income and Expenses

For the six months ended June 30, 2023 and 2022, the Company did not have any other income or expenses.

Net Income (Loss)

For the six months ended June 30, 2023, the Company had a net loss of $28,024 compared to the six months period ended June 30, 2022 of a net loss of $36,041.

The net loss resulted from increase of operating expenses

Liquidity and Capital Resources

As of June 30, 2023, we had no cash and a working capital deficit of $43,853.

Operating Activities

For six months ended June 30, 2023 net operating loss decreased to $28,024 as compared to $36,041 for the six months ended June 30, 2022. Accounts payable and accrued expenses increased by $1,548 as compared to $0 for the six months ended June 30, 2022. The increase in accrued expenses is related to other professional fees and loans from related parties.

Investing Activities

No investing activities occurred during the six months ended June 30, 2023 and 2022.

Financing Activities

During the six months ended June 30, 2023, the Company received advances of $26,476 from a related party for working capital purposes.

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

During the six months ended June 30, 2023, the Company did not sell any unregistered securities.

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

Date: August 21, 2023	REYNALDOS MEXICAN FOOD COMPANY, INC.

	By:	/s/Micheal Chin Wai Woo
	Name	Micheal Chin Wai Woo
	Title	Chief Executive Officer and Chief Financial Officer

